Form 10-K
period 2002-02-28
CARMAX AUTO OWNER TRUST 2001-2
filed 2002-05-29
CIK 1163505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:  February 28, 2002

Commission file number:  333-36692-01

                         CARMAX AUTO OWNER TRUST 2001-2

             (Exact name of registrant as specified in its charter)


           Delaware                              52-6524088
         ---------------                     -------------------
         (State or other                         (IRS Employer
          jurisdiction                        Identification No.)
        of incorporation)

      4900 Cox Road, Glen Allen, Virginia              23060
--------------------------------------------------    --------
    (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (804)747-0422

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X(1)                                    No[ ]


--------
       (1) In reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the registrant, the registrant has filed monthly Forms 8-K in lieu of Forms 10-Q.


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in any amendment to this Form 10-K.[X]

         Registrant does not have any voting stock.

         Registrant has not been involved in bankruptcy proceedings during the preceding five years.

         Registrant is not reporting as a corporate issuer.

         No documents have been incorporated by reference into this Form 10-K.


                                     PART I

         Pooled Auto Securities Shelf LLC established the Carmax Auto Owner Trust 2001-2 (the "Trust") as of September 18, 2001 pursuant to a Trust Agreement between Pooled Auto Securities Shelf LLC and Wilmington Trust Company (the "Owner Trustee"). Pursuant to the Amended and Restated Trust Agreement dated as of November 1, 2001 between Pooled Auto Securities Shelf LLC and the Owner Trustee, the Trust issued in a public transaction the 4.18% Asset Backed Certificates (the "Certificates") in the initial principal amount of $12,835,000.00. Pursuant to the Indenture dated as of November 1, 2001 between the Trust and Deutsche Bank Company Americas (formerly known as Bankers Trust Company) (the "Indenture Trustee"), the Trust issued in a public transaction the Class A-1 Asset Backed Notes, Class A-2 Asset Backed Notes, Class A-3 Asset Backed Notes and Class A-4 Asset Backed Notes (collectively, the "Notes") in the aggregate initial principal amount of $628,890,000.00.

         The property of the Trust includes, among other things, a pool of simple interest retail installment sale contracts originated by Carmax Auto Superstores, Inc. in the ordinary course of business in connection with the sale of new and used motor vehicles (the "Contracts"), payments due or received on or in respect of the Contracts after October 15, 2001 (the "Cut-Off Date"), security interests in the vehicles financed by the Contracts (the "Financed Vehicles") and certain other property described below. The principal balance of the Contracts was $641,725,000.00 as of the Cut-Off Date. CarMax Auto Superstores, Inc. sold the Contracts to Pooled Auto Securities Shelf LLC pursuant to a Receivables Purchase Agreement dated as of November 1, 2001 (the "Purchase Agreement").

         Simultaneously with the issuance of the Notes and the Certificates, Pooled Auto Securities Shelf LLC sold and assigned to the Owner Trustee, for the benefit of the Trust and without recourse, all of Pooled Auto Securities Shelf LLC's interest in the Contracts, the proceeds thereof and certain other assets of the Trust pursuant to a Sale and Servicing Agreement dated as of November 1, 2001 (the "Sale and Servicing Agreement") among the Trust, as issuer, Pooled Auto Securities Shelf LLC, as depositor, and CarMax Auto Superstores, Inc., as seller and servicer (the "Servicer"). The Servicer services the Contracts pursuant to the Sale and Servicing Agreement and is compensated for acting as the Servicer. In order to facilitate the Servicer's servicing functions and minimize administrative burden and expenses, (i) the certificates of title for the Financed Vehicles will not be marked to reflect the Trust's security interest in the Financed Vehicles and (ii) the Servicer will act as custodian of the Contracts and the Contracts will not be segregated or otherwise marked to reflect their transfer to the Trust.

         The property of the Trust also includes (i) various documents relating to the Contracts, (ii) various monies due under the Contracts on and after the Cut-Off Date, (iii) the right to receive proceeds from claims on various insurance policies covering the Financed Vehicles or the obligors under each related Contract, (iv) all amounts on deposit in the collection account, the note payment account, the certificate payment account and the reserve account, including all eligible investments credited thereto, (v) the benefits of an unconditional and irrevocable insurance policy issued by MBIA Insurance Corporation, (vi) rights under the Purchase Agreement to cause CarMax Auto Superstores, Inc. to repurchase Contracts affected materially and adversely by breaches of the representations and warranties of CarMax Auto Superstores, Inc. made in the Purchase Agreement, (vii) rights under the Sale and Servicing Agreement to cause the Servicer to purchase Contracts affected materially and adversely by breaches of the representations and warranties of the Servicer made in the Sale and Servicing Agreement and (viii) all proceeds of the foregoing.

         As of February 28, 2002, the pool consisted of the following number of Contracts with the following delinquency characteristics:


Delinquency Experience of Contracts as of February 28, 2002:


                                Number of Loans           Balance

  31-60 days past due                328              $  4,287,426.08
  61-90 days past due                 85              $  1,061,492.35
  91 or more days past due            43              $    539,435.89
                                     ---              ---------------

                  Total              456              $  5,888,354.32


         Additional information concerning the pool balance, payment of principal and interest, prepayments, the servicing fee, the weighted maturity and seasoning, the pool factor, and other information relating to the Contracts may be obtained in the monthly report provided to the Trustee by the Servicer and filed on behalf of the Trust by the registrant on the Form 8-K listed below in Part IV, Item 14(b).

         The registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of such reliance.

Item 1.  Business.
         --------

         Not Applicable.

Item 2.  Properties.
         ----------

         See the introductory statement to Part I above for a description of the property of the Trust.

Item 3.  Legal Proceedings.
         -----------------

         To the best knowledge of the registrant, there are no material pending legal proceedings involving the Trust, the Servicer, the Owner Trustee or the Indenture Trustee.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.



                                     PART II

Item 5.  Market  for  Registrant's  Common  Equity and  Related  Securityholders
         -----------------------------------------------------------------------
         Matters.
         -------

         (a) To the best knowledge of the registrant, there is no established public trading market for the Notes or the Certificates.

         (b) The Notes are represented by four certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). The Certificates are represented by one certificate registered in the name of Cede & Co., the nominee of DTC.

Item 6.  Selected Financial Data.
         -----------------------

         Not Applicable.

Item 7.  Management's      Discussion      and     Analysis     of     Financial
         -----------------------------------------------------------------------
         Condition   and  Results  of Operation.
         --------------------------------------

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

         Not Applicable.


Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         Not Applicable.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure.
         --------------------

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         Not Applicable.

Item 11. Executive Compensation.
         ----------------------

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         (a) The Notes and the Certificates are represented by five certificates registered in the name of Cede & Co., and an investor holding an interest in the Notes or the Certificates is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes and the Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Notes or Certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is c/o The Depository Trust Company, 55 Water Street, New York, New York 10041.

         (b) Not Applicable.

         (c) Not Applicable.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

         (a) To the best knowledge of the registrant, there were no transactions, or series of similar transactions, during the fiscal year ended February 28, 2002, and are no currently proposed transactions, or series of similar transactions, to which the Trust was or is to be a party, in which the amount involved exceeds $60,000 and in which any person known to the registrant to own of record or beneficially more than 5.00% of the Notes and the Certificates had, or will have, a direct or indirect material interest.

         (b) Not Applicable.

         (c) Not Applicable.

         (d) Not Applicable.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

         (a) Documents.

             1. Financial Statements.

                Not Applicable.

             2. Financial Statement Schedules.

                Not Applicable.

             3. Exhibits.

                See Item 14(c).

         (b) Reports on Form 8-K.

         The registrant filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 28, 2002: Current Reports on Form 8-K dated December 17, 2001, January 15, 2002, February 15, 2002, and March 15, 2002 reporting Items 5 and 7(c) and providing the Statements to Noteholders and Certificateholders for the months of November 2001, December 2001, January 2002 and February 2002.

         (c) Exhibits.

         Exhibit 99.1      Annual Report of Accountant relative to servicing.

         (d) Financial Statement Schedules.

         Not Applicable.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                            CARMAX AUTO OWNER TRUST 2001-2
                            By: CARMAX AUTO SUPERSTORES, INC., as Servicer

                            By: /s/ Philip J. Dunn
                                -------------------------
                            Philip J. Dunn
                            Treasurer


Date: May 29, 2002



                                INDEX TO EXHIBITS

Exhibit           Description
Number            of Exhibit

99.1              Annual Report of Accountant Relative to Servicing.